Form 10QSB
period 1996-09-30
SUBURBAN BANCORPORATION INC
filed 1996-11-13
CIK 906934

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


         (Mark One)


         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1996
                                        ------------------

         [ ]   Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from                to
                                       ---------------     ----------------

         Commission file number      0-22414
                               -------------------------------------

           Suburban Bancorporation, Inc.
-------------------------------------------------------------------------------
             (Exact Name of Small Business Issuer as Specified in Its Charter)


      Delaware                                              31-1385530
------------------------------------                     ----------------------
    (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                        Identification No.)

                  10869 Montgomery Road, Cincinnati, Ohio 45242
--------------------------------------------------------------------------------
                     (Address of Principal Executive Office)

                                 (513) 489-4888
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No
   ---   ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of 11/01/96: 1,474,932
--------------------------------------------------------------------------------

         Transitional Small Business Disclosure Format (check one):

Yes   No X
   ---  ---

                          SUBURBAN BANCORPORATION, INC.
                                 AND SUBSIDIARY

                                      INDEX


PART I            FINANCIAL INFORMATION                                                                                    PAGE

                  Item 1.   Financial Statements

                           - Consolidated Balance Sheets
                             as of September 30, 1996 and June 30, 1996                                                     2

                           - Consolidated Statements of Operations for the
                             Three Months ended September 30, 1996
                             and 1995                                                                                       3

                           - Consolidated Statements of Cash Flows for the
                             Three Months ended September 30, 1996 and 1995                                                 4

                           - Notes to Consolidated Financial Statements                                                     5

                  Item 2.           Management's Discussion and Analysis of
                                    Financial Condition and Results of Operations                                           6

PART II           OTHER INFORMATION

                  Item 1.           Legal Proceedings                                                                      10

                  Item 2.           Changes in Securities                                                                  10

                  Item 3.           Defaults upon Senior Securities                                                        10

                  Item 4.           Submission of Matters to a Vote of                                                     10
                                    Security Holders

                  Item 5.           Other Information                                                                      10

                  Item 6.           Exhibits and Reports on Form 8-K                                                       10

                  SIGNATURES                                                                                               11

                 SUBURBAN BANCORPORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                             (Unaudited)
                                                             September, 30    June 30,
                                                                1996           1996
                                                                ----           ----
      ASSETS

Cash and cash equivalents:
  Non-interest earning deposits                               $     554     $     482
  Interest-earning deposits                                       1,682         2,481
  Federal funds sold                                              5,000         4,000
                                                              ---------     ---------
      Total cash and cash equivalents                             7,236         6,963

Available for sale securities                                    28,296        29,479
Held to maturity securities                                         100           100
Loans (less allowance for loan losses of $3,133 and $3,138
  at September 30, 1996 and June 30, 1996, respectively)        167,408       158,728
Investment in FHLB stock, at cost                                 2,876         2,745
Property and equipment, net                                       1,508         1,511
Accrued interest receivable                                       1,024           987
Other assets                                                      1,494         1,544
                                                              ---------     ---------
                                                              $ 209,942     $ 202,057
                                                              =========     =========


      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                      $ 124,420     $ 119,691
Advances from FHLB                                               56,544        54,027
Advances by borrowers for taxes and insurance                     1,089           719
Accrued expenses and other liabilities                            2,502         1,899
                                                              ---------     ---------
      Total liabilities                                         184,555       176,336

Stockholders' Equity:
Serial preferred stock ($.01 par value), authorized:
  3,000,000 shares; none outstanding
Common stock ($.01 par value), authorized: 12,000,000
  shares; issued: 1,581,710 shares                                   16            16
Additional paid-in-capital                                       15,115        15,092
Retained earnings, substantially restricted                      13,261        13,728
Other equity adjustments                                         (1,192)       (1,302)
Treasury stock at cost:  106,778 shares at September 30,
  and June 30, 1996                                              (1,813)       (1,813)
                                                              ---------     ---------
      Total Stockholders' Equity                                 25,387        25,721
                                                              ---------     ---------
                                                              $ 209,942     $ 202,057
                                                              =========     =========




                 See notes to consolidated financial statements.

                 SUBURBAN BANCORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                              (UNAUDITED)
                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          ---------------------

                                                         1996               1995
                                                         ----               ----
Interest income:
  Loans                                                $3,244             $3,005
  Investment securities                                    18                 19
  Mortgage-backed securities                              495                670
  Other interest-earning assets                           146                115
                                                       ------             ------
      Total interest income                             3,903              3,809

Interest expense:
  Deposits                                              1,500              1,619
  Borrowed funds                                          882                716
                                                       ------             ------
      Total interest expense                            2,382              2,335

      Net interest income                               1,521              1,474

Noninterest income:
  Gain on sale of loans                                    15                 14
  Fee Income                                              122                 95
  Other                                                    24                 24
                                                       ------             ------
      Total noninterest income                            161                133
                                                       ------             ------

Noninterest expense:
  Compensation and benefits                               646                567
  Occupancy and equipment                                 103                115
  FDIC deposit insurance premium                          895                 72
  Data processing and automated teller service            102                 68
  Franchise tax                                            93                 87
  Advertising                                              98                 37
  Branch closing expense                                   15                  0
  Other                                                   131                119
                                                       ------             ------
      Total noninterest expense                         2,083              1,065
                                                       ------             ------

Income (loss) before income taxes                        (401)               542

Income tax expense (benefit)                             (130)               193
                                                       ------             ------

Net income (loss)                                       $(271)              $349
                                                       ======              =====

Earnings (loss) per share                              $(0.19)             $0.24
                                                       ======              =====



          See accompanying notes to consolidated financial statements.

                 SUBURBAN BANCORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     (UNAUDITED)               (UNAUDITED)
                                                              THREE MONTHS ENDED        THREE MONTHS ENDED
                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                                         1996                      1995
                                                                         ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       ($271)                     $349
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation and amortization                                            27                        29
    Deferred federal income taxes                                            22                        28
    ESOP and MRP compensation                                                89                        89
    Gain on sale of mortgage loans                                          (15)                      (13)
    FHLB stock dividends                                                    (49)                      (40)
    Decrease (increase) in accrued interest receivable                      (37)                       12
    Decrease (increase) in other assets                                       5                       (25)
    Increase (decrease) in accrued expenses and other liabilities           603                       (19)
    Proceeds from the sale of loans                                         279                     1,308
    Disbursements on loans originated for sale                             (365)                   (1,098)
                                                                         ------                   -------
     Net cash provided by operating activities                              288                       620
                                                                         ------                   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans:
    Principal repayments                                                  6,805                     9,364
    Disbursements - mortgage and other                                   (6,938)                   (4,138)
    Purchased                                                            (8,445)                   (8,516)
  Mortgage-backed securities:
    Principal repayment-held to maturity                                                            1,212
    Principal repayment-available for sale                                1,250
    Purchase of FHLB stock                                                  (83)
  Property and equipment additions                                          (25)
                                                                         -------                   -------
    Net cash used in investing activities                                (7,436)                   (2,078)
                                                                         -------                   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                4,729                     4,194
  Advances from FHLB                                                     10,600                     1,500
  Repayment of advances from FHLB                                        (8,082)                   (2,423)
  Increase in advances by borrowers for taxes and insurance                 370                       290
  Treasury stock acquired                                                                            (108)
  Dividends paid to stockholders                                           (196)                     (107)
                                                                         ------                    ------
    Net cash provided by financing activities                             7,421                     3,346
                                                                         ------                    ------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   273                     1,888
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            6,963                     5,463
                                                                         ------                    ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $7,236                    $7,351
                                                                         ======                    ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid, including interest credited to deposit accounts       $2,370                    $2,281
                                                                        =======                    ======
    Income taxes                                                           $ 25                       $ 0
                                                                        =======                    ======

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
    Real estate acquired in settlement of loans                             $ 0                      $132
                                                                        =======                    ======


          See accompanying notes to consolidated financial statements.

                          SUBURBAN BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(1) The Company is primarily engaged in the business of directing, planning, and coordinating the business of the Bank, which mainly consists of accepting deposits from the general public through its branches and investing these funds in loans secured by real estate and other interest earning investments. In the future, the Company may acquire or organize other operating subsidiaries, including other financial institutions.

(2) BASIS OF PRESENTATION. The accompanying consolidated financial statements were prepared in accordance with instructions for form 10QSB and, therefore, do not include information for footnotes necessary for a complete presentation of financial position, results of operations, retained earnings, and cash flows in conformity with generally accepted accounting principles. However, all adjustments of a normal and recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included in the results of operations for the three months ended September 30, 1996 and 1995. The June 30, 1996 balance sheet is derived from the June 30, 1996 audited financial statements. The September 30, 1996 balance sheet and the statements of operations and statements of cash flows for the periods ended September 30, 1996 and 1995 are unaudited.

(3) PRINCIPLES OF CONSOLIDATION. The accompanying unaudited consolidated financial statements include the accounts of Suburban Bancorporation, Inc., Suburban Federal Savings Bank, and its wholly owned subsidiary, Suburban Financial Services, Inc. All significant intercompany items have been eliminated.

(4) STOCKHOLDERS' EQUITY. The Bank is required to maintain certain minimum levels of regulatory capital. At September 30, 1996, the highest of those levels was $9.4 million (see "Liquidity and Capital Resources"). In addition to this requirement the Bank may not reduce its capital below the level of the "liquidation account" for the benefit of eligible deposits. In the event of a complete liquidation of the Bank, eligible depositors would have an interest in the account. As of September 30, 1996, the Company had purchased 106,778 shares of its own stock as part of stock repurchase plans (see "Stock Repurchase Plan").

(5) EARNINGS PER SHARE. Earnings per share is computed by dividing net income for the period by the weighted average of common shares and common share equivalents outstanding. Stock options are considered common share equivalents in the computation under the treasury stock method. ESOP shares are included in shares outstanding as they are released for allocation to individual employees.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

     FINANCIAL CONDITION
     -------------------

     The Company's total assets increased by $7.8 million from $202.1 million at June 30, 1996 to $209.9 million at September 30, 1996. The increase was the result of an $8.7 million increase in loans, which was funded primarily by a $4.7 million increase in savings deposits and a $2.5 million increase in FHLB advances during the period.

     Loan originations and purchases for the period were higher by 14.6% overall to $15.7 million as compared to $13.7 million for the same period in 1995. Loans sold to investors were $279,000 and $1.3 million for the three months ended September 30, 1996 and 1995, respectively. As a result loans receivable net increased $8.7 million or 5.5% from $158.7 million at June 30, 1996 to $167.4 million at September 30, 1996.

     Suburban Federal maintains a significant portfolio of mortgage-backed securities in the form of FNMA, FHLMC, and GNMA participation certificates, which are guaranteed by their respective agencies as to principal and interest. Management has purchased mortgage-backed securities to increase the volume of interest earning assets relative to the volume of equity ("leverage") to improve income, and expects to replace these assets with loan production over the coming years as they amortize or are sold. At September 30, 1996 the balance of mortgage-backed securities available for sale was $27.3 million with an amortized cost of $27.5 million. A market valuation allowance for the unrealized loss is a component of stockholder's equity.

     Savings deposits increased by 3.9% from $119.7 million June 30, 1996 to $124.4 million at September 30, 1996. This increase is a result of more competitive pricing by the Bank and the first full quarter of an innovative program for the marketing of demand deposit accounts, which is expected in the long term to lower deposit costs and increase the volume of deposits overall.

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
     --------------------------------------------------------------
     1996 AND 1995
     -------------

     NET INCOME. Net income for the three months ended September 30, 1996 was lower by $620,000 to a loss of ($271,000) as compared to $349,000 for the same period in 1995. The decrease for the three months ended September 30, 1996 is attributable to a one time after tax charge of $555,000 to recognize a federal deposit insurance special assessment levied on all thrift institutions to capitalize the SAIF fund. With the one time assessment out of the way the Bank will be subject to much lower expenses in the future for federal deposit insurance. It is expected that federal deposit insurance premiums paid by the company will fall from 23 basis points to 6.5 basis points beginning January 1, 1997, which would result in savings of approximately $200,000 annually, based on current deposit levels.

     NET INTEREST INCOME. Net interest income for the three months ended September 30, 1996 increased by $47,000 or 3.2% as compared to the same period in 1995. The improvement is the result of an increased volume in loans which was partially offset by a decline in average interest margin. The average yield on assets decreased by 18 basis points and the average cost of deposits and borrowings decreased by 17 basis points for the quarter as compared to the same period in the prior year. As a result the average margin decreased by 5 basis points to 2.97% from 3.02% for the three months ended September 30, 1996 as compared to the same period in 1995.

     PROVISION FOR LOSSES ON LOANS. No provision for losses on loans was made for the three months ended September 30, 1996 nor in the same period in the prior year. The provision and the level of the allowance are determined by management with consideration to and analysis of specific loans in the portfolio, known and inherent risk in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, and current and prospective economic and regulatory conditions.

     NONINTEREST INCOME. Primarily as a result of an increase in fees on checking accounts, noninterest income increased by $28,000 for the three months ended September 30, 1996 as compared to the same period in 1995. The increase in checking account fees is the result of a 20% increase in the number of outstanding checking accounts since June 30, 1996. The increase in the number of accounts is attributable to active marketing efforts which began in June 1996, and will be continued throughout the fiscal year.

     NONINTEREST EXPENSE. Noninterest expense for the three months ended September 30, 1996 was higher by $1,018,000 as compared to the same period in the prior year. The increase was primarily the result of an $822,000 one time before tax assessment by the FDIC on all thrift institutions to capitalize the SAIF fund. Compensation and benefits were $79,000 higher for the three months ended September 30, 1996 as compared to the same period in 1995 due to the staffing of some positions which were vacant the previous year as well as the increase in average hours worked by employees. Advertising and data processing and automated teller service expenses were $106,000 higher in aggregate in the current period as compared to the prior year due to the increase in the number of checking accounts and the associated marketing and operating support for the program to increase such accounts. During the current period an additional $15,000 was expensed for closing the downtown office which occurred in May 1996. We do not anticipate any additional costs relating to the closing of the downtown branch in future periods.

NONACCRUING LOANS, IMPAIRED LOANS AND FORECLOSED ASSETS. Nonaccruing loans, impaired loans and foreclosed assets are summarized as follows:

                                             September 30,    June 30,
                                                 1996           1996
                                                 ----           ----
                                                   (in thousands)
Loans accounted for on a
nonaccrual basis:
         One to four family                       $   80       $   70
         Multi-family                               --           --
         Commercial                                 --           --
                                                  ------       ------
                  Total                               80           70
                                                  ------       ------

Past Due 90 Days and Still Accruing:                --           --
                                                  ------       ------
         Total nonaccrual and 90 Days Past
         Due and still accruing:                      80           70
                                                  ------       ------

Foreclosed Assets:
         One to four Family                         --           --
         Multi-family                               --           --
         Commercial                                  200          200
                                                  ------       ------
                  Total                           $  200       $  200
                                                  ------       ------
                  Total nonaccrual loans and
                          foreclosed assets       $  280       $  270
                                                  ======       ======

Nonperforming loans and foreclosed assets,
     as a percent of total assets                   0.13%        0.13%

General Loan Loss Reserves                        $3,133       $3,138

     Loans are placed on nonaccrual status when either principal or interest is more than 90 days past due and is not expected to be collectible. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Loans are considered impaired if the full collection of contractual principal and interest payments is not considered to be probable. One loan having a stated principal balance of $1.1 million is considered to be impaired and a specific reserve of $552,000 has been established.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     As a holding company, the Company conducts its business through its subsidiary, the Bank. The principal sources of funds for the Bank are deposits, proceeds from principal and interest payments on loans and mortgage-backed securities and borrowings from the FHLB of Cincinnati.

     As of September 30, 1996 the Bank had total outstanding advances from the FHLB of $56.5 million. Advances are used by the Bank to provide additional liquidity and as a tool to balance the interest rate sensitivity of the balance sheet.

     The principal uses of funds by the Bank includes the origination and purchase of loans secured by real estate and the purchase of mortgage-backed securities and investment securities.

     Under Federal regulations, the Bank is required to maintain minimum tangible capital in an amount equal to 1.5% of adjusted total assets, core capital equal to 3% of adjusted total assets, and risk based capital in an amount equal to 8.0% of risk weighted assets. As of September 30, 1996 the Bank was in compliance with all capital requirements, having tangible and core capital of 10.4%, and risk based capital of 19.9%.

     The Bank is also required by current OTS regulations to maintain specified liquid assets of at least 5% of its net withdrawable accounts plus short-term borrowings. At September 30, 1996 the Bank had 5.5% in regulatory liquidity. Management believes that the liquidity levels maintained as well as the Bank's borrowing capacity and the portfolio available for sale of securities are adequate to meet potential deposit outflows, loan demand, and normal operations. As of September 30, 1996 the Bank had outstanding commitments to originate and purchase loans totaling $1.8 million and $3.1 million respectively.

     STOCK REPURCHASE PLAN
     ---------------------

     On February 16, 1996 the Company announced a second stock repurchase plan with authority to repurchase an additional 75,000 shares beyond the 79,000 shares approved previously. The repurchased shares will be held as treasury stock and will be available for issuance upon the exercise of outstanding stock options and for other corporate purposes. The repurchase program will be dependent upon market conditions and the availability of shares, and there is no guarantee as to the exact number of shares to be repurchased by the Company. Management believes that liquidity of the Company is adequate to meet the cash requirements of the repurchase plan. As of September 30, 1996, the company had purchased 106,778 shares of its own stock at an average cost of $16.98 per share.

     IMPACT OF INFLATION AND CHANGING PRICES
     ---------------------------------------

     The consolidated financial statements and accompanying notes appearing elsewhere herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations.

     Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of the general level of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

                          SUBURBAN BANCORPORATION, INC.
                                 AND SUBSIDIARY

                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings
                  -----------------

                  Not Applicable.

Item 2.           Changes in Securities
                  ---------------------

                  Not Applicable.

Item 3.           Defaults Upon Senior Securities
                  -------------------------------

                  Not Applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  Not Applicable.

Item 5.           Other Information
                  -----------------

                  Not Applicable

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  Exhibits:
                  Exhibit 27 - Financial Data Schedule
                  Reports on Form 8-K:
                  None

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SUBURBAN BANCORPORATION, INC.
                                           Registrant


Date:     November 12, 1996                Joseph F. Hutchison
          -----------------                -------------------
                                           Joseph F. Hutchison
                                           President and Chief
                                           Executive Officer
                                           (The Duly Authorized Representative)


                                           Christopher L. Henn
                                           -------------------
                                           Christopher L. Henn
                                           Vice President and Principal
                                           Financial Officer