Form 10QSB
period 1996-12-31
SUBURBAN BANCORPORATION INC
filed 1997-02-10
CIK 906934

                             FORM 10-QSB


                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

MARK ONE

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996
                               -----------------

                                  OR

_______  TRANSITION REPORT PURSUANT  TO SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT

For the transition period from __________ to _____________.

Commission File Number:  0-22414
                         -------

                     Suburban Bancorporation, Inc.
----------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                31-1385530
-------------------------------                -----------------
(State or Other Jurisdiction of                (I.R.S. Employer
Incorporation or Organization                 Identification No.)

        10869 Montgomery Road, Cincinnati, Ohio  45242
-----------------------------------------------------------------
            (Address of Principal Executive Office)

                        (513) 489-4888
-----------------------------------------------------------------
      (Issuer's Telephone Number, Including Area Code)



-----------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Change
                     Since Last Report)

     Check whether the issuer : (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    ------     -------

     State the number of shares outstanding of each of the
issuer's classes of common equity, as of 2/01/97:
      1,474,932
----------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):
YES          NO    X
    -------     ------

           SUBURBAN BANCORPORATION, INC.
                  AND SUBSIDIARY

                      INDEX


PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

           Consolidated Balance Sheets as of
           December 31, 1996 and June 30, 1996                2

           Consolidated Statements of Operations
           for the Six and Three Months Ended
           December 31, 1996 and 1995                         3

           Consolidated Statements of Cash Flows
           For the Six Months Ended December 31,
           1996 and 1995                                      4

           Notes to Consolidated Financial Statements         5


     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                     6

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                             10

     Item 2.   Changes in Securities                         10

     Item 3.   Defaults Upon Senior Securities               10

     Item 4.   Submission of Matters to a Vote of
               Security Holders                              10

     Item 5.   Other Information                             10

     Item 6.   Exhibits and Reports on Form 8-K              10

SIGNATURES                                                   11

             SUBURBAN BANCORPORATION, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                            (In Thousands)

                                          (Unaudited)
                                          December 31,       June 30,
                                               1996            1996
                                          ------------     ------------
    ASSETS

Cash and cash equivalents:
  Non-interest earning deposits              $    614        $    482
  Interest-earning deposits                     3,173           2,481
  Federal funds sold                            6,000           4,000
                                             --------        --------
      Total cash and cash equivalents           9,787           6,963

Available for sale securities                  27,815          29,479
Held to maturity securities                       100             100
Loans (less allowance for loan losses
  of $3,134 and $3,138 at December 31,
  1996 and June 30, 1996, respectively)       173,966         158,728
Investment in FHLB stock, at cost               3,086           2,745
Property and equipment, net                     1,512           1,511
Accrued interest receivable                       941             987
Other assets                                    1,527           1,544
                                             --------        --------
                                             $218,734        $202,057
                                             ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Savings deposits                             $128,872        $119,691
Advances from FHLB                             60,170          54,027
Advances by borrowers for taxes
  and insurance                                 1,573             719
Accrued expenses and other liabilities          2,288           1,899
                                             --------        --------
      Total liabilities                       192,903         176,336

Stockholders' Equity:
Serial preferred stock ($.01 par value),
  authorized: 3,000,000 shares; none
  outstanding
Common stock ($.01 par value),
  authorized: 12,000,000 shares;
  issued: 1,581,710 shares                         16              16
Additional paid-in-capital                     15,137          15,092
Retained earnings - substantially restricted   13,433          13,728
Other equity adjustments                         (942)         (1,302)
Treasury stock at cost:  106,778 shares
  at December 31, and June 30, 1996            (1,813)         (1,813)
                                             --------        --------

      Total Stockholders' Equity               25,831          25,721
                                             --------        --------

                                             $218,734        $202,057
                                             ========        ========

     See notes to consolidated financial statements.

               SUBURBAN BANCORPORATION, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (In Thousands)

                                         (Unaudited)               (Unaudited)
                                       Six Months Ended        Three Months Ended
                                          December 31,             December 31,
                                      ---------------------    --------------------
                                         1996        1995        1996        1995
                                      ----------  ---------    --------    --------
Interest income:
  Loans                               $6,645      $5,953       $3,401      $2,949
  Investment securities                   37          37           19          18
  Mortgage-backed securities             974       1,323          479         653
  Other interest-earning assets          298         238          151         123
                                      ------      ------       ------      ------
      Total interest income            7,954       7,551        4,050       3,743

Interest expense:
  Savings deposits                     3,060       3,246        1,560       1,627
  Borrowed funds                       1,819       1,416          937         701
                                      ------      ------       ------      ------

      Total interest expense           4,879       4,662        2,497       2,328

      Net interest income              3,075       2,889        1,553       1,415
Provision for loan losses                  0           0            0           0
                                      ------      ------       ------      ------

  Net interest income after provision
    for loan losses                    3,075       2,889        1,553       1,415
Noninterest income:
  Gain on sale of loans                   38          38           23          24
  Fee income                             263         184          141         100
  Other                                   69          48           45          24
                                      ------      ------       ------      ------
      Total noninterest income           370         270          209         148
                                      ------      ------       ------      ------

Noninterest expense:
  Compensation and benefits            1,270       1,142          625         575
  Occupancy and equipment                196         231           93         116
  FDIC deposit insurance premium         948         144           54          72
  Data processing and automated
    teller service                       202         119           99          62
  Franchise tax                          167         174           74          87
  Advertising                            198          67          100          36
  Branch closing expense                  15           0            0           0
  Other                                  269         236          137         111
                                      ------      ------       ------      ------

    Total noninterest expense          3,265       2,113        1,182       1,059
                                      ------      ------       ------      ------

Income before income taxes               180       1,046          580         504

Income tax expense                        71         372          200         179
                                      ------      ------       ------      ------

  Net income                          $  109      $  674       $  380      $  325
                                      ======      ======       ======      ======
Earnings per share                    $ 0.08      $ 0.46       $ 0.27      $ 0.22
                                      ======      ======       ======      ======

                 See notes to consolidated financial statements.

<PAGE)
                    SUBURBAN BANCORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                   (Unaudited)        (Unaudited)
                                                Six Months Ended    Six Months Ended
                                                  December 31,        December 31,
                                                      1996               1995
                                                ---------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $    109          $    674
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation and amortization                         53                58
    Deferred federal income taxes                         42                54
    ESOP and MRP compensation                            172               180
    Gain on sale of mortgage loans                       (38)              (38)
    FHLB stock dividends                                (101)              (81)
    Decrease in accrued interest receivable               45                75
    (Increase) decrease in other assets                 (146)               32
    Increase (decrease) in accrued expenses and
      other liabilities                                  390              (221)
    Proceeds from the sale of loans                    1,578             3,492
    Disbursements on loans originated for sale        (2,046)           (3,134)
                                                    --------          --------
     Net cash provided by operating activities            58             1,091
                                                    --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans:
    Principal repayments                              12,328            19,730
    Disbursements - mortgage and other               (14,051)           (9,268)
    Purchased                                        (13,009)          (13,648)
  Mortgage-backed securities:
    Principal repayment - held to maturity                               1,212
    Principal repayment - available for sale           2,018             1,230
  Purchase of FHLB stock                                (240)
  Property and equipment additions                       (54)
                                                    --------          --------

    Net cash used in investing activities            (13,008)             (744)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                             9,181             3,719
  Advances from FHLB                                  24,200             2,000
  Repayment of advances from FHLB                    (18,056)           (3,290)
  Increase in advances by borrowers for
    taxes and insurance                                  853               719
  Treasury stock acquired                                                 (108)
  Dividends paid to stockholders                        (404)             (248)
                                                    --------          --------

    Net cash provided by financing activities         15,774             2,792
                                                    --------          --------

NET INCREASE IN CASH AND CASH EQUIVALENTS              2,824             3,139
CASH AND CASH EQUIVALENTS, JUNE 30th                   6,963             5,464
                                                    --------          --------

CASH AND CASH EQUIVALENTS, DECEMBER 31st            $  9,787          $  8,603
                                                    ========          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid, including interest credited
       to deposit accounts                          $  4,832          $  4,666
                                                    ========          ========
    Income taxes                                    $    275          $    360
                                                    ========          ========

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
    Real estate acquired in settlement of loans     $      0          $    132
                                                    ========          ========



            See notes to consolidated financial statements.

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

(2) Basis of Presentation. The accompanying consolidated financial statements were prepared in accordance with instructions for form 10QSB and, therefore, do not include information for footnotes necessary for a complete presentation of financial position, results of operations, retained earnings, and cash flows in conformity with generally accepted accounting principles. However, all adjustments of a normal and recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included in the results of operations for the six and three months ended December 31, 1996 and 1995. The June 30, 1996 balance sheet is derived from the June 30, 1996 audited consolidated financial statements. The December 31, 1996 balance sheet and the consolidated statements of operations and cash flows for the periods ended December 31, 1996 and 1995 are unaudited.

(3) Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Suburban
Bancorporation, Inc., Suburban Federal Savings Bank, and its wholly owned subsidiary, Suburban Financial Services, Inc. All significant intercompany items have been eliminated.

(4) Stockholders' Equity. The Bank is required to maintain certain minimum levels of regulatory capital. At December 31, 1996, the highest of those levels was $9.7 million (see "Liquidity and Capital Resources"). In addition to this requirement the Bank may not reduce its capital below the level of the "liquidation account" for the benefit of eligible deposits. In the event of a complete liquidation of the Bank, eligible depositors would have an interest in the account. As of December 31, 1996, the Company had purchased 106,778 shares of its own stock as part of stock repurchase plans (see "Stock Repurchase Plan").

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Financial Condition
     -------------------
     The Company's total assets increased by $16.6 million from $202.1 million at June 30, 1996 to $218.7 million at December 31, 1996. The increase was the result of a $15.2 million increase in loans, which was funded primarily by a $9.2 million increase in savings deposits and a $6.1 million increase in FHLB advances during the period.

     Loan originations and purchases for the period were higher by 11.9% overall to $29.1 million as compared to $26.0 million for the same period in 1996. Loans sold to investors were $1.6 million and $3.5 million for the six months ended December 31, 1996 and 1995, respectively. As a result net loans receivable increased $15.2 million or 9.6% from $158.7 million at June 30, 1996 to $174.0 million at December 31, 1996.

     Suburban Federal maintains a significant portfolio of mortgage-backed securities in the form of FNMA, FHLMC, and GNMA participation certificates, which are guaranteed by their respective agencies as to principal and interest. Management has purchased mortgage-backed securities to increase the volume of interest earning assets relative to the volume of equity ("leverage") to improve income, and expects to replace these assets with loan production over the coming years as they amortize or are sold. At December 31, 1996 the balance of mortgage-backed securities available for sale was $26.8 million with an amortized cost of $26.7 million. A market valuation allowance for the unrealized loss is a component of stockholders' equity.

     Savings deposits increased by 7.7% from $119.7 million June 30, 1996 to $128.9 million at December 31, 1996. This increase is a result of more competitive pricing by the Bank and the first two full quarters of an innovative program for the marketing of demand deposit accounts, which is expected in the long term to lower deposit costs and increase the volume of deposits overall.


     Results of Operations for the Six and Three
     -------------------------------------------
     Months Ended December 31, 1996 and 1995
     ---------------------------------------

     Net Income. Net income for the six months ended December 31, 1996 was lower by $565,000 to $109,000 as compared to $674,000 for the same period in 1995. However, net income for the three months ended December 31, 1996 was higher by $55,000 to $380,000 as compared to $325,000 for the same period in 1995.
The decrease for the six months ended December 31, 1996 is attributable to a one time after tax charge of $555,000 to recognize a federal deposit insurance special assessment levied on all thrift institutions to capitalize the SAIF fund. With the one time assessment out of the way the Bank will be subject to much lower expenses in the future for federal deposit insurance. The federal deposit insurance premiums paid by the company decreased from 23 basis points to 6.5 basis points beginning January 1, 1997, which will result in savings of approximately $212,000 annually, based on current deposit levels.

     Net Interest Income. Net interest income for the six and three months ended December 31, 1996 increased by $186,000 and $138,000 respectively, to $3.1 million and $1.6 million as compared to $2.9 million and $1.4 million for the same periods in 1995. The improvement is the result of an increased volume in loans while average interest margin remained relatively constant. The average yield on assets decreased by 12 and 6 basis points and the average cost of deposits and borrowings decreased by 15 and 14 basis points for the six and three months ended December 31, 1996, respectively. As a result the average margin decreased by 1 basis point for the six months ended and increased by 2 basis points for the three months ended December 31, 1996 as compared to the same periods in 1995.

    Provision for Losses on Loans. No provision for losses on loans was made for the six and three months ended December 31, 1996 nor in the same periods in the prior year. The provision and the level of the allowance are determined by management with consideration to and analysis of specific loans in the portfolio, known and inherent risk in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, and current and prospective economic and regulatory conditions.

     Noninterest Income. Primarily as a result of an increase in fees on checking accounts, noninterest income increased by $100,000 and $61,000 for the six and three months ended December 31, 1996 as compared to the same period in 1995. The increase in checking account fees is the result of a 33% increase in the number of outstanding checking accounts since June 30, 1996. The increase in the number of accounts is attributable to active marketing efforts which began in June 1996, and will be continued throughout the fiscal year.

     Noninterest Expense. Noninterest expense for the six and three months ended December 31, 1996 was higher by $1,152,000 and $123,000 as compared to the same period in the prior year. The six month increase was primarily the result of an $822,000 one time before tax assessment by the FDIC on all thrift institutions to capitalize the SAIF fund. Compensation and benefits were $128,000 and $50,000 higher for the six and three months ended December 31, 1996 as compared to the same period in 1995 due to the staffing of some positions which were vacant the previous year as well as the increase in average hours worked by employees. Advertising and data processing and automated teller service expenses were $214,000 and $101,000 higher in aggregate for the six and three months ended December 31, 1996 as compared to the prior year due to the increase in the number of checking accounts and the associated marketing and operating support for the program to increase such accounts.

Nonaccruing Loans, Impaired Loans and Foreclosed
Assets. Nonaccruing loans, impaired loans and foreclosed assets are summarized as follows:

                                          December 31,       June 30,
                                               1996            1996
                                          ------------     ------------
                                                (in thousands)

Loans accounted for on a
nonaccrual basis:
     One to four family                     $  239            $   70
     Multi-family                              119                 -
     Commercial                                  -                 -
                                            ------            ------
       Total                                   358                70
                                            ------            ------

Past Due 90 Days and Still Accruing:             -                 -
                                            ------            ------
     Total nonaccrual and 90 Days Past
     Due and still accruing:                   358                70
                                            ------            ------

Foreclosed Assets:
     One to four Family                          -                 -
     Multi-family                                -                 -
     Commercial                                200               200
                                            ------            ------
        Total                               $  200            $  200
                                            ------            ------

        Total nonaccrual loans and
           foreclosed assets                $  558            $  270
                                            ======            ======
Nonperforming loans and foreclosed
  assets, as a percent of total assets        0.26%             0.13%

General Loan Loss Reserves                  $3,134            $3,138

     Residential loans accounted for on a nonaccrual basis increased by $288,000 from $70,000 at June 30, 1996 to $358,000 at December 31, 1996. This increase was the result of 7 residential loans being more than 90 days past due at December 31, 1996 as compared to 3 residential loans at June 30, 1996. As a result nonperforming loans and foreclosed assets as a percent of total assets increased to .26% at December 31, 1996 from .13% at June 30, 1996.

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

     As of December 31, 1996 the Bank had total outstanding advances from the FHLB of $60.2 million. Advances are used by the Bank to provide additional liquidity and as a tool to balance the interest rate sensitivity of the balance sheet.

     The principal uses of funds by the Bank includes the origination and purchase of loans secured by real estate and the purchase of mortgage-backed securities and investment securities.

     Under Federal regulations, the Bank is required to maintain minimum tangible capital in an amount equal to 1.5% of adjusted total assets, core capital equal to 3% of adjusted total assets, and risk based capital in an amount equal to 8.0% of risk weighted assets. As of December 31, 1996 the Bank was in compliance with all capital requirements, having tangible and core capital of 10.2%, and risk based capital of 19.7%.

     The Bank is also required by current OTS regulations to maintain specified liquid assets of at least 5% of its net withdrawable accounts plus short-term borrowings. At December 31, 1996 the Bank had 6.8% in regulatory liquidity. Management believes that the liquidity levels maintained as well as the Bank's borrowing capacity and the portfolio available for sale of securities are adequate to meet potential deposit outflows, loan demand, and normal operations. As of December 31, 1996 the Bank had outstanding commitments to originate and purchase loans totaling $2.7 million and $4.1 million, respectively.

     Stock Repurchase Plan
     ---------------------

     On February 16, 1996 the Company announced a second stock repurchase plan with authority to repurchase an additional 75,000
shares beyond the   79,000 shares approved previously.  The
repurchased shares will be held as treasury stock and will be available for issuance upon the exercise of outstanding stock options and for other corporate purposes. The repurchase program will be dependent upon market conditions and the availability of shares, and there is no guarantee as to the exact number of shares to be repurchased by the Company. Management believes that liquidity of the Company is adequate to meet the cash requirements of the repurchase plan. As of December 31, 1996, the company had purchased 106,778 shares of its own stock at an average cost of $16.98 per share.

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

         Not Applicable.

Item 2.  Changes in Securities
         ---------------------

         Not Applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security
         Holders
         -------------------------------------------

         On October 16, 1996, the registrant held its annual meeting of stockholders. At the meeting, the following director was elected to serve for a three year term:

          Name                  For         Withheld
          ----                  ---         --------
          Robert A. Baron      1,132,097      37,380

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



                        SUBURBAN BANCORPORATION, INC.
                            Registrant

Date: February 4, 1997  /s/ Joseph F. Hutchison
      ----------------  ------------------------
                        Joseph F. Hutchison
                        President and Chief
                        Executive Officer
                        (The Duly Authorized
                        Representative)

                        /s/ Christopher L. Henn
                        ------------------------
                        Christopher L. Henn
                        Vice President and Principal
                        Financial Officer