Form 10QSB
period 1997-03-31
SUBURBAN BANCORPORATION INC
filed 1997-05-08
CIK 906934

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                             FORM 10-QSB

MARK ONE

[ X ]    Quarterly Report under Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997
                               --------------

                                  OR

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



-----------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed
                     Since Last Report)

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

           SUBURBAN BANCORPORATION, INC.
                 AND SUBSIDIARIES

                      INDEX

                                                           PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

         - Consolidated Balance Sheets as of
           March 31, 1997 and June 30, 1996                  2

         - Consolidated Statements of Operations
           for the Nine and Three Months ended
           March 31, 1997 and 1996                           3

         - Consolidated Statements of Cash Flows
           for the Nine Months ended March 31,
           1997 and 1996                                     4

         - Notes to Consolidated Financial Statements        5


     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                    6

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                            10

     Item 2.   Changes in Securities                        10

     Item 3.   Defaults Upon Senior Securities              10

     Item 4.   Submission of Matters to a Vote of
               Security Holders                             10

     Item 5.   Other Information                            10

     Item 6.   Exhibits and Reports on Form 8-K             10

     SIGNATURES                                             11

             SUBURBAN BANCORPORATION, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                            (In Thousands)

                                          (Unaudited)
                                           March 31,         June 30,
                                              1997             1996
                                          ----------       ----------
    ASSETS

Cash and cash equivalents:
  Non-interest earning deposits              $    711        $    482
  Interest-earning deposits                     3,105           2,481
  Federal funds sold                            6,000           4,000
                                             --------        --------
      Total cash and cash equivalents           9,816           6,963

Available for sale securities                  26,509          29,479
Held to maturity securities                       100             100
Loans (less allowance for loan losses
  of $3,134 and $3,138 at March 31,
  1997 and June 30, 1996, respectively)       178,357         158,728
Investment in FHLB stock, at cost               3,139           2,745
Property and equipment, net                     1,488           1,511
Accrued interest receivable                     1,036             987
Other assets                                    1,481           1,544
                                             --------        --------
                                             $221,926        $202,057
                                             ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Savings deposits                             $133,349        $119,691
Advances from FHLB                             59,535          54,027
Advances by borrowers for taxes
  and insurance                                 1,030             719
Accrued expenses and other liabilities          2,117           1,899
                                             --------        --------
      Total liabilities                       196,031         176,336

Stockholders' Equity:
Serial preferred stock ($.01 par value),
  authorized: 3,000,000 shares; none
  outstanding
Common stock ($.01 par value),
  authorized: 12,000,000 shares;
  issued: 1,581,710 shares                         16              16
Additional paid-in-capital                     15,166          15,092
Retained earnings - substantially restricted   13,691          13,728
Other equity adjustments                       (1,165)         (1,302)
Treasury stock at cost:  106,778 shares
  at March 31, 1997 and June 30, 1996          (1,813)         (1,813)
                                             --------        --------

      Total Stockholders' Equity               25,895          25,721
                                             --------        --------

                                             $221,926        $202,057
                                             ========        ========

     See notes to consolidated financial statements.

               SUBURBAN BANCORPORATION, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (In Thousands)

                                         (Unaudited)               (Unaudited)
                                      Nine Months Ended        Three Months Ended
                                          March 31,                 March 31,
                                      ---------------------    --------------------
                                         1997        1996        1997        1996
                                      ----------  ---------    --------    --------
Interest income:
  Loans                               $10,115     $ 8,922      $3,470      $2,969
  Investment securities                    56          56          18          19
  Mortgage-backed securities            1,436       1,947         462         624
  Other interest-earning assets           461         347         164         109
                                      -------     -------      ------      ------
      Total interest income            12,068      11,272       4,114       3,721

Interest expense:
  Savings deposits                      4,637       4,841       1,577       1,595
  Borrowed funds                        2,757       2,117         938         701
                                      -------     -------      ------      ------
      Total interest expense            7,394       6,958       2,515       2,296

      Net interest income               4,674       4,314       1,599       1,425
Provision for loan losses                   0           0           0           0
                                      -------     -------      ------      ------
  Net interest income after provision
    for loan losses                     4,674       4,314       1,599       1,425
Noninterest income:
  Gain on sale of loans                    50          60          12          22
  Fee income                              400         268         137          84
  Other                                   145          87          76          39
                                      -------     -------      ------      ------
      Total noninterest income            595         415         225         145
                                      -------     -------      ------      ------

Noninterest expense:
  Compensation and benefits             1,878       1,740         608         597
  Occupancy and equipment                 300         351         104         120
  FDIC deposit insurance premium          969         218          20          74
  Data processing and automated
    teller service                        318         193         117          74
  Franchise tax                           249         282          82         109
  Advertising                             225         116          27          49
  Branch closing expense                   15         486           0         486
  Loss on sale of securities                          124                     124
  Other                                   423         465         154         230
                                      -------     -------      ------      ------
    Total noninterest expense           4,377       3,975       1,112       1,863
                                      -------     -------      ------      ------

Income before income taxes                892         754         712        (293)

Income tax expense                        316         283         245         (90)
                                      -------     -------      ------      ------

  Net income (loss)                   $   576     $   471      $  467      $ (203)
                                      =======     =======      ======      ======
Earnings per share                    $  0.40     $  0.32      $ 0.32      $(0.14)
                                      =======     =======      ======      ======

                 See notes to consolidated financial statements.

<PAGE)
                    SUBURBAN BANCORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)

                                                  (Unaudited)        (Unaudited)
                                               Nine Months Ended    Nine Months Ended
                                                    March 31,           March 31,
                                                      1997                1996
                                                ---------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $    576          $    471
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation and amortization                         79                87
    Disposal of fixed assets                                                97
    Deferred federal income taxes                         52              (151)
    ESOP and MRP compensation                            252               269
    Gain on sale of mortgage loans                       (50)              (60)
    FHLB stock dividends                                (154)             (122)
    (Increase) decrease in accrued interest
       receivable                                        (49)               40
    Increase in other assets                            (169)             (303)
    Increase in accrued expenses and other liabilities   219               423
    Proceeds from the sale of loans                    2,534             5,369
    Disbursements on loans originated for sale        (2,485)           (5,104)
                                                    --------          --------
     Net cash provided by operating activities           805             1,016
                                                    --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans:
    Principal repayments                              17,140            28,111
    Disbursements - mortgage and other               (18,014)          (16,563)
    Purchased                                        (18,755)          (17,545)
  Mortgage-backed securities:
    Principal repayment - held to maturity                               1,212
    Sale proceeds - available for sale                                   9,816
    Principal repayment - available for sale           2,909             2,584
    Loss on sale - available for sale                                      124
    Purchased - available for sale                                      (3,432)
  Purchase of FHLB stock                                (240)
  Proceeds from sale of real estate acquired
    in settlement of loans and recoveries                200                11
  Property and equipment additions                       (56)
                                                    --------          --------
    Net cash (used in) provided by
      investing activities                           (16,816)            4,318
                                                    --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                            13,657               715
  Advances from FHLB                                  40,700             4,000
  Repayment of advances from FHLB                    (35,192)           (4,456)
  Increase in advances by borrowers for
    taxes and insurance                                  311               308
  Treasury stock acquired                                                 (630)
  Dividends paid to stockholders                        (613)             (460)
                                                    --------          --------
    Net cash provided by (used in)
       financing activities                           18,863              (523)
                                                    --------          --------
NET INCREASE IN CASH AND CASH EQUIVALENTS              2,852             4,811
CASH AND CASH EQUIVALENTS, JUNE 30th                   6,963             5,463
                                                    --------          --------
CASH AND CASH EQUIVALENTS, March 31st               $  9,815          $ 10,274
                                                    ========          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid, including interest credited
       to deposit accounts                          $  7,348          $  6,964
                                                    ========          ========
    Income taxes                                    $    275          $    400
                                                    ========          ========
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
    Real estate acquired in settlement of loans     $      0          $    132
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

(2) Basis of Presentation. The accompanying consolidated financial statements were prepared in accordance with instructions for form 10QSB and, therefore, do not include information for footnotes necessary for a complete presentation of financial position, results of operations, retained earnings, and cash flows in conformity with generally accepted accounting principles. However, all adjustments of a normal and recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included in the results of operations for the nine and three months ended March 31, 1997 and 1996. The June 30, 1996 balance sheet is derived from the June 30, 1996 audited consolidated financial statements. The March 31, 1997 balance sheet and the consolidated statements of operations and cash flows for the periods ended March 31, 1997 and 1996 are unaudited.

(3) Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Suburban
Bancorporation, Inc., Suburban Federal Savings Bank, and its wholly owned subsidiary, Suburban Financial Services, Inc. All significant intercompany items have been eliminated.

(4) Stockholders' Equity. The Bank is required to maintain certain minimum levels of regulatory capital. At March 31, 1997, the highest of those levels was $9.9 million (see "Liquidity and Capital Resources"). In addition to this requirement the Bank may not reduce its capital below the level of the "liquidation account" for the benefit of eligible deposits. In the event of a complete liquidation of the Bank, eligible depositors would have an interest in the account. As of March 31, 1997, the Company had purchased 106,778 shares of its own stock as part of stock repurchase plans (see "Stock Repurchase Plan").

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

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


     Recent Developments
     -------------------

     On March 13, 1997 Suburban Bancorporation, Inc. and Fifth Third Bancorp announced the execution of a definitive merger agreement. The agreement provides that each outstanding share of Suburban will beconverted into .24357 shares of Fifth Third common stock in a tax free exchange. The exchange ratio is subject to adjustment, and actual value to be realized by the Suburban Stockholders will be dependent upon the average trading value of Fifth Third's common stock at the date of completion of the merger. As a result, pending shareholder and regulatory approval, the offices of Suburban Federal Savings Bank, the operating subsidiary of Suburban Bancorp, will be merged into The Fifth Third Bank. The merger is expected to be completed in the third calendar quarter of 1997.

     Financial Condition
     -------------------

     The Company's total assets increased by $19.8 million from $202.1 million at June 30, 1996 to $221.9 million at March 31, 1997. The increase was the result of a $19.7 million increase in loans, which was funded primarily by a $13.6 million increase in savings deposits and a $5.5 million increase in FHLB advances during the period.

     Loan originations and purchases for the period were slightly higher overall to $39.3 million as compared to $39.2 million for the same period in 1996. Loans sold to investors were $2.5 million and $5.1 million for the nine months ended March 31, 1997 and 1996, respectively. As a result net loans receivable increased 12.4% from $158.7 million at June 30, 1996 to $178.4 million at March 31, 1997.

     Suburban Federal maintains a significant portfolio of mortgage-backed securities in the form of FNMA, FHLMC, and GNMA participation certificates, which are guaranteed by their respective agencies as to principal and interest. Management has purchased mortgage-backed securities to increase the volume of interest earning assets relative to the volume of equity ("leverage") to improve income. At March 31, 1997 the balance of mortgage-backed securities available for sale was $26.5 million with an amortized cost of $26.8 million. A market valuation allowance for the unrealized loss is a component of stockholders' equity.

     Savings deposits increased by 11.4% from $119.7 million June 30, 1996 to $133.3 million at March 31, 1997. This increase is a result of more competitive pricing by the Bank and the first three full quarters of an innovative program for the marketing of demand deposit accounts.

     Results of Operations for the Nine and Three Months Ended
     ---------------------------------------------------------
     March 31, 1997 and 1996
     -----------------------

     Net Income. Net income for the nine months ended March 31, 1997 was higher by $105,000 to $576,000 as compared to $471,000 for the same period in 1996. Net income for the three months ended March 31, 1997 was higher by $670,000 to $467,000 as compared to a ($203,000) loss for the same period in 1996. The increase for the nine months ended March 31, 1997 is net of a one time after tax charge of $555,000 to recognize a federal deposit insurance special assessment levied on all thrift institutions to capitalize the SAIF fund. With the one time assessment out of the way the Bank will be subject to much lower expenses in the future for federal deposit insurance. The federal deposit insurance premiums paid by the company decreased from 23 basis points to 6.5 basis points beginning January 1, 1997, which will result in savings of approximately $219,000 annually, based on current deposit levels. In the third quarter of 1996 the Company recorded a $336,000 after tax charge for closing a Branch office.

     Net Interest Income. Net interest income for the nine and three months ended March 31, 1997 increased by $360,000 and $174,000 respectively, to $4.7 million and $1.6 million as compared to $4.3 million and $1.4 million for the same periods in 1996. The improvement is the result of an increased volume in loans while average interest margin remained relatively constant. The average yield on assets decreased by 11 and 7 basis points and the average cost of deposits and borrowings decreased by 17 and 20 basis points for the nine and three months ended March 31, 1997, respectively. As a result the average margin decreased by 1 basis point for the nine months ended and increased by 2 basis points for the three months ended March 31, 1997 as compared to the same periods in 1996.

     Provision for Losses on Loans. No provision for losses on loans was made for the nine and three months ended March 31, 1997 nor in the same periods in the prior year. The provision and the level of the allowance are determined by management with consideration to and analysis of specific loans in the portfolio, known and inherent risk in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, and current and prospective economic and regulatory conditions.

     Noninterest Income. Primarily as a result of an increase in fees on checking accounts, noninterest income increased by $180,000 and $80,000 for the nine and three months ended March 31, 1997 as compared to the same period in 1996. The increase in checking account fees is the result of a 44.7% increase in the number of outstanding checking accounts since June 30, 1996. The increase in the number of accounts is attributable to active marketing efforts which began in June 1996. Due to the pending merger, however, marketing for the checking program has been discontinued. Which will likely slow growth in checking accounts considerably. Also contributing to the increase in income was the sale of a foreclosed property for a $40,000 pre-tax gain and a $25,000 final settlement in a legal dispute with another financial institution.

     Noninterest Expense. Noninterest expense for the nine and three months ended March 31, 1997 was higher by $402,000 and lower by $751,000 as compared to the same period in the prior year. The nine month increase was primarily the result of an $822,000 one time before tax assessment by the FDIC on all thrift institutions to capitalize the SAIF fund. In 1996 the company recorded a $486,000 third quarter charge before tax for closing a branch office. Compensation and benefits were $138,000 and $11,000 higher for the nine and three months ended March 31, 1997 as compared to the same period in 1996 due to the staffing of some positions which were vacant the previous year as well as the increase in average hours worked by employees. Advertising and data processing and automated teller service expenses were $234,000 and $21,000 higher in aggregate for the nine and three months ended March 31, 1997 as compared to the prior year due to the increase inthe number of checking accounts and the associated marketing and operating support for the program to increase such accounts. Through the end of the current fiscal year advertising expense will be lower than budget by approximately $100,000 as a consequence of ending the marketing efforts for the checking program.

Nonaccruing Loans, Impaired Loans and Foreclosed Assets.
Nonaccruing loans, impaired loans and foreclosed assets are
summarized as follows:
                                              March 31,        June 30,
                                                1997             1996
                                              ---------        -------
                                                    (in thousands)
Loans accounted for on a
nonaccrual basis:
     One to four family...............        $  432           $   70
     Multi-family.....................             -                -
     Commercial.......................             -                -
                                              ------           ------
            Total.....................           432               70
                                              ------           ------
Past Due 90 Days and Still Accruing:               -                -
     Total nonaccrual and 90 Days Past        ------           ------
      Due and still accruing:                    432               70
                                              ------           ------
Foreclosed Assets:
     One to four Family...............             -                -
     Multi-family.....................             -                -
     Commercial.......................             -              200
                                              ------           ------
            Total.....................        $    -           $  200
                                              ------           ------
            Total nonaccrual loans and
              foreclosed assets ......        $  432           $  270
                                              ======           ======
Nonperforming loans and foreclosed assets,
     as a percent of total assets..             0.19%            0.13%

General Loan Loss Reserves                    $3,134           $3,138

     Residential loans accounted for on a nonaccrual basis increased by $362,000 from $70,000 at June 30, 1996 to $432,000 at March 31, 1997. This increase was the result of 11 residential loans being more than 90 days past due at March 31, 1997 as compared to 3 residential loans at June 30, 1996. During the third quarter the Bank sold the only foreclosed asset. As a result nonperforming loans and foreclosed assets as a percent of total assets increased to 0.19% at March 31, 1997 from 0.13% at June 30, 1996.

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

     As of March 31, 1997 the Bank had total outstanding advances from the FHLB of $59.5 million. Advances are used by the Bank to provide additional liquidity and as a tool to balance the interest rate sensitivity of the balance sheet.

     The principal uses of funds by the Bank includes the origination and purchase of loans secured by real estate and the purchase of mortgage-backed securities and investment securities.

     Under Federal regulations, the Bank is required to maintain minimum tangible capital in an amount equal to 1.5% of adjusted total assets, core capital equal to 3% of adjusted total assets, and risk based capital in an amount equal to 8.0% of risk weighted assets. As of March 31, 1997 the Bank was in compliance with all capital requirements, having tangible and core capital of 10.3%, and risk based capital of 19.9%.

     The Bank is also required by current OTS regulations to maintain specified liquid assets of at least 5% of its net withdrawable accounts plus short-term borrowings. At March 31, 1997 the Bank had 6.62% in regulatory liquidity. Management believes that the liquidity levels maintained as well as the Bank's borrowing capacity and the portfolio available for sale of securities are adequate to meet potential deposit outflows, loan demand, and normal operations. As of March 31, 1997 the Bank had outstanding commitments to originate and purchase loans totaling $2.9 million and $2.9 million, respectively.

     Stock Repurchase Plan
     ---------------------

     On February 16, 1996 the Company announced a second stock repurchase plan with authority to repurchase an additional 75,000
shares beyond the   79,000 shares approved previously.  The
repurchased shares will be held as treasury stock and will be available for issuance upon the exercise of outstanding stock options and for other corporate purposes. As of March 31, 1997, the company had purchased 106,778 shares of its own stock at an average cost of $16.98 per share. Due to the pending merger the stock repurchase program has been temporarily discontinued.

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

                     SUBURBAN BANCORPORATION, INC.
                         AND SUBSIDIARIES

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

          Not Applicable.

Item 5.   Other Information
          -----------------

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          Exhibits:
          Exhibit 27 - Financial Data Schedule
          Reports on Form 8-K:
          Affiliation Agreement

          During the quarter under report, the registrant filed a current report on Form 8-K dated March 13, 1997, reporting under
Item 5 the execution of a definitive merger agreement pursuant to which the registrant agreed to merge into Fifth Third Bancorp, subject to various conditions, including receipt of stockholder approval and all required regulatory approvals.

                    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 SUBURBAN BANCORPORATION, INC.
                                 Registrant

Date: May 8, 1997               /s/ Joseph F. Hutchison
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